Form 10-K
period 2006-12-31
Genworth Global Funding Trust 2006-E
filed 2007-03-30
CIK 1376085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-128718-06

Genworth Global Funding Trust 2006-E

(by Genworth Life and Annuity Insurance Company as sponsor and depositor)

(Exact name of registrant as specified in its charter)

Genworth Life and Annuity Insurance Company

(Exact name of the depositor as specified in its charter)

Genworth Life and Annuity Insurance Company

(Exact name of sponsor as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genworth Global Funding Trust 2006-E

c/o Genworth Life and Annuity Insurance Company, as depositor

6610 West Broad Street

Richmond, Virginia

(Address of principal executive offices)

23230

(Zip Code)

Registrant’s telephone number, including area code: (804) 281-6000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INFORMATION PROVIDED PURSUANT TO GENERAL

INSTRUCTION J TO FORM 10-K

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The asset of Genworth Global Funding Trust 2006-E (the “Trust”) is a funding agreement issued by Genworth Life and Annuity Insurance Company (“GLAIC”), as an obligor. GLAIC is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information GLAIC files at the SEC public reference room at 100 F Street N.E., Washington, D.C. 20549. You can also request copies of GLAIC’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. GLAIC’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.

This Form 10-K incorporates by reference GLAIC’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 12, 2007.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Derivatives (Information Regarding Significant Enhancement Providers).

None.

Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal proceedings.

None.

Item 1119 of Regulation AB. Affiliations and certain relationships and related transactions.

None.

Item 1122 of Regulation AB. Compliance with applicable servicing criteria.

GLAIC (the sponsor and depositor), JPMorgan Chase Bank, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent), The Bank of New York Trust Company, N.A. (in its role as successor indenture trustee, paying agent, registrar, transfer agent and calculation agent), and SunTrust Bank (in its role as custodian) (collectively, the “Servicing Parties”) have been identified as parties participating in the servicing function with respect to the assets held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1, 33.2, 33.3 and 33.4 to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a public accounting firm, which reports are also attached as Exhibits 34.1, 34.2, 34.3 and 34.4 to this Form 10-K.

Item 1123 of Regulation AB. Servicer compliance statement.

JPMorgan Chase Bank, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) and The Bank of New York Trust Company, N.A. (in its role as successor indenture trustee, paying agent, registrar, transfer agent and calculation agent) have each completed a servicer compliance statement attached as Exhibits 35.1 and 35.2 to this Form 10-K.

PART I

Item 1B. Unresolved Staff Comments.

None.

PART II

Item 9B. Other Information.

None.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 3*	Trust Agreement entered into between The Bank of New York, as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated September 18, 2006.
Exhibit 4.1*	Indenture entered into between JPMorgan Chase Bank, N.A., as indenture trustee, and The Bank of New York, as trustee, on behalf of the Trust, dated September 25, 2006.
Exhibit 4.2**	Tripartite Agreement dated as of October 1, 2006, among GSS Holdings II, Inc., as trust beneficial owner, The Bank of New York, as prior trustee and U.S. Bank National Association, as successor trustee.
Exhibit 4.3*	Note issued by the Trust dated September 25, 2006.
Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).
Exhibit 10.5*	Funding Agreement issued by GLAIC to the Trust effective as of September 25, 2006.
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP, independent registered public accounting firm for JPMorgan Chase Bank, N.A.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for The Bank of New York Trust Company, N.A.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP, independent registered public accounting firm for SunTrust Bank.
Exhibit 35.1	Servicer Compliance Statement of JPMorgan Chase Bank, N.A.
Exhibit 35.2	Servicer Compliance Statement of The Bank of New York Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company (“GLAIC”) with the Commission on Form 8-K on September 25, 2006.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12

OF THE ACT

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filling of this Annual Report on Form 10-K.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Depositor)

Date: March 29, 2007	By:	/s/ Dennis R. Vigneau
	Name:	Dennis R. Vigneau
	Title:	Senior Vice President and Chief Financial Officer

4

EXHIBIT INDEX

Exhibit 3*	Trust Agreement entered into between The Bank of New York, as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated September 18, 2006.
Exhibit 4.1*	Indenture entered into between JPMorgan Chase Bank, N.A., as indenture trustee, and The Bank of New York, as trustee, on behalf of the Trust, dated September 25, 2006.
Exhibit 4.2**	Tripartite Agreement dated as of October 1, 2006, among GSS Holdings II, Inc., as trust beneficial owner, The Bank of New York, as prior trustee and U.S. Bank National Association, as successor trustee.
Exhibit 4.3*	Note issued by the Trust dated September 25, 2006.
Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).
Exhibit 10.5*	Funding Agreement issued by GLAIC to the Trust effective as of September 25, 2006.
Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP, independent registered public accounting firm for JPMorgan Chase Bank, N.A.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for The Bank of New York Trust Company, N.A.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP, independent registered public accounting firm for SunTrust Bank.
Exhibit 35.1	Servicer Compliance Statement of JPMorgan Chase Bank, N.A.
Exhibit 35.2	Servicer Compliance Statement of The Bank of New York Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company (“GLAIC”) with the Commission on Form 8-K on September 25, 2006.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.

5